Form 10-Q
period 2012-02-29
Salient Products Corp
filed 2012-04-16
CIK 1517577

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended February 29, 2012

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

There were 10,000,000 shares of the Registrant’s $0.001 par value common stock outstanding as of April 3, 2012.

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

Item 1.  Financial Statements

Salient Products Corporation
(A Development Stage Corporation)

Financial Statements
As of February 29, 2012 (unaudited)
and the Period November 19, 2010 (Date of Inception)
through February 29, 2012 (unaudited)

Contents
Financial Statements:

Salient Products Corporation
(A Development Stage Corporation)
Balance Sheets
	For the Three Months Ended February 29, 2012	November 30, 2011
	(Unaudited)	(Audited)

ASSETS

Current Assets:

Cash and cash equivalents	$445	$770

Total Current Assets	445	770

TOTAL ASSETS	$445	$770

LIABILITIES AND STOCKHOLDER’S (DEFICT) EQUITY

Current Liabilities:

Accounts payable and accrued expenses	5,119	--

Total Current Liabilities	5,119	--

TOTAL LIABILITIES	5,119	--

Stockholder’s (Deficit) Equity:

Preferred stock; $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	--	--

Common stock; $.001 par value; 70,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000

Accumulated deficit during development stage	(14,674)	(9,230)

Total Stockholder’s (Deficit) Equity	(4,674)	770

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY	$445	$770

The accompanying notes are an integral part of the financial statements.

Salient Products Corporation
(A Development Stage Company)

Statements of Operations
	For the Three Months Ended February 29, 2012	For the Three Months Ended February 28, 2011	For the Period Nov. 19, 2010, (date of inception) through Feb. 29, 2012

Revenues	$--	$--	$--

EXPENSES

Operating Expenses
General and administrative	3,194	500	6,574
Professional	2,250	--	8,100
Total operating expenses	5,444	500	14,674

Net loss from operations	(5,444)	(500)	(14,674)

NET LOSS	$(5,444)	$(500)	$(14,674)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,000,000	10,000,000

.The accompanying notes are an integral part of the financial statements.

Salient Products Corporation
(A Development Stage Corporation)
STATEMENT OF STOCKHOLDER'S EQUITY
				Accumulated
			Additional	Deficit
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, November 19, 2010	--	$--	$--	$--	$--
Issuance of common stock for cash (November 19, 2010)	10,000,000	10,000	--	--	10,000

Net loss for the period Nov. 19, 2010 (date of inception) through Nov. 30, 2010		--	--	--	--

Balance, November 30, 2010	10,000,000	$10,000	$--	$--	$10,000

Net loss		--	--	(9,230)	(9,230)

Balance, November 30, 2011	10,000,000	$10,000	$	$(9,230)	$770

Net Loss (unaudited)		--	--	(5,444)	(5,444)

Balance, February 29, 2012	10,000,000	$10,000	$--	$(14,674)	$(4,674)

The accompanying notes are an integral part of the financial statements.

Salient Products Corporation
(A Development Stage Corporation)
STATEMENT OF CASH FLOWS
	For the Three Months Ended February 29, 2012	For the Three Months ended February 28. 2011	For the Period Nov. 19, 2010 (date of inception) through Feb. 29, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,444)	$(500)	$(14,674)
Changes in assets and liabilities:
Accounts payable and accrued expenses	5,119	--	5,119
Net Cash Used in Operating Activities	(325)	(500)	(9,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	--	--	10,000
Net Cash Provided by Financing Activates	--	--	10,000

Net increase (decrease) in cash and cash equivalents	(325)	(500)	(9,555)
Cash and cash equivalents, beginning of period	770	10,000	--
Cash and cash equivalents, end of period	$445	$9,500	$445

Supplemental Cash Flow Information
Cash paid for interest	--	--	--
Cash paid for taxes	--	--	--

The accompanying notes are an integral part of the financial statements.

Salient Products Corporation
(A Development Stage Corporation)
 Notes to Financial Statements
(unaudited)
For the three months ended February 29, 2012 and 2011

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month period ended February 29, 2012, (b) the financial position at February 29, 2012 and (c) cash flows for the three month period ended February 29, 2012, have been made. The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form S-1/A for the fiscal year ended November 30, 2011. The results of operations for the three month period ended February 29, 2012 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended February 29, 2012, the Company has had no operations. As of February 29, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Significant Accounting Policies.

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

Revenue and cost recognition - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

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

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti*dilutive and thus are excluded from the calculation. At February 29, 2012, the Company did not have any potentially dilutive common shares.

Financial instruments - In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

5. Income Taxes.

There is no current or deferred income tax expense or benefit for the periods ended February 29, 2012 and February 28, 2011 and from November 19, 2010 (date of inception) through February 29, 2012.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.  The items causing this difference are as follows:

	For the Three Months Ended February 29, 2012	For the Three Months Ended February 28, 2011	For the Period Nov. 19, 2010 (date of inception) through Feb. 29, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Tax benefit at U.S. statutory rate	$1,851	$170	$4,989

State income tax benefit, net of federal benefit	163	15	440

Valuation allowance	$(2,014)	$(185)	$(5,429)

Tax benefit	$--	$--	$--

The Company did not have any temporary differences for the period from November 19, 2010 (date of inception) through February 29, 2012.

6. Stock Subscription and Related Party Transactions

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

As of February 29, 2012, the Company had $445 in cash and total assets compared to $770 in cash and total assets as of November 30, 2011.

During the three months ended February 29, 2012, net cash used in operating activities was $325.

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

Requirement for Additional Capital

As of February 29, 2012, the Company had $445 in cash and total assets compared to $770 in cash and total assets as of November 30, 2011.

During the three months ended February 29, 2012, net cash used in operating activities was $325.

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

4-6 MONTHS

During months 4-6 the Company will focus on developing our Online Marketing Website.  Salient Products has secured the domain name www.salientproducts.com.  According to the Web Design Cost Calculator found at http://www.howmuchdoesawebsitecost.com/, corporate web sites like the one that we desire start at around $3,000 if we utilize US Developers. We have decided to keep the design to a minimum and as such the cost would be approximately $3,000 and is budgeted in the Sales and Marketing line item of the Use of Proceeds. The site that is planned will provide for easy navigation, display of all products, and concise company information and will be a fully functional website The Company will continue to design and develop its PC-based software applications during this period as well. We have budgeted $6,000 from Wages/Contractor line item to address this item. The Company plans to start negotiations for an online merchant account during this timeframe.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended February 29, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended February 29, 2012.

Item 6. Exhibits

Exhibits: The following exhibits are filed with this report:

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

32.1	Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended February 29, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder's Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

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

Salient Products Corporation

Date:April 13, 2012	By:	/s/ Shehzad Peermahomed
Shehzad Peermahomed,
Chief Executive Officer and Principal Accounting Officer